Form 10-K/A
period 2003-06-12
WELLS FARGO MORTGAGE BACKED SECURITIES 2002-2 TRUST
filed 2003-07-29
CIK 1165886

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 3


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) First Nationwide Mtg Corp, as Servicer <F1>
       b) Hibernia National Bank, as Servicer <F1>
       c) Homeside Lending Inc (TX), as Servicer <F1>
       d) Huntington Mtg Co, as Servicer <F1>
       e) Wells Fargo Home Mortgage, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) First Nationwide Mtg Corp, as Servicer <F1>
       b) Hibernia National Bank, as Servicer <F1>
       c) Homeside Lending Inc (TX), as Servicer <F1>
       d) Huntington Mtg Co, as Servicer <F1>
       e) Wells Fargo Home Mortgage, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) First Nationwide Mtg Corp, as Servicer <F1>
       b) Hibernia National Bank, as Servicer <F1>
       c) Homeside Lending Inc (TX), as Servicer <F1>
       d) Huntington Mtg Co, as Servicer <F1>
       e) Wells Fargo Home Mortgage, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) First Nationwide Mtg Corp, as Servicer <F2>
       b) Hibernia National Bank, as Servicer <F2>
       c) Homeside Lending Inc (TX), as Servicer <F3>
       d) Huntington Mtg Co, as Servicer <F2>
       e) Wells Fargo Home Mortgage, as Servicer <F2>


   (b) On November 06, 2002, December 04, 2002, and January 07, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.

  <F2> Certification has been received.

  <F3> Certification has not been received.

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


  By:   Nancy E. Burgess as Officer

  By: /s/ Nancy E. Burgess

  Dated: July 17, 2003

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



      Date: 7/17/03


      /s/ Nancy E. Burgess
      Signature


      Officer
      Title







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

/s/ Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu (logo)

Ex-99.1 (d)

ERNST & YOUNG    (logo)

Ernst & Young LLP
1100 Huntington Center
41 South High Street
Columbus, Ohio 43215

Phone: (614) 224-5678
Fax:   (614) 222-3939
www.ey.com

Report of Independent Accountants

Board of Directors
The Huntington Mortgage Company

We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements.

In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young

March 7, 2003

A Member Practice of Ernst & Young Global



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

/s/ Craig S. Davis
Craig S. Davis
President
Home Loans & Insurance Services Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003



1201 3rd Ave.
Seattle, WA 98101

Ex-99.2 (d)


Huntington
Mortgage Company (logo)

Report of Management

We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year ended. Based on this evaluation, we assert that during the year ended December 31, 2002, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, HMC had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $10,000,000.

/s/ Thomas J. Finnegan III
Thomas J. Finnegan III
President and Chief Executive Officer

/s/ Irving A. Adler
Irving A. Adler
Senior Vice President


March 7, 2003

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